Form 10-K
period 2006-12-31
STRATS TRUST FOR SPRINT CAP CORP SEC SER 2004 2
filed 2007-03-30
CIK 1278186

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

         For the fiscal year ended December 31, 2006

                                      or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

               Commission File Numbers: 333-70808-02, 001-31985

                    Synthetic Fixed-Income Securities, Inc.

                                 on behalf of:

   STRATS(SM) Trust For Sprint Capital Corporation Securities, Series 2004-2
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                         Delaware                                52-2316339
-------------------------------------------------------------------------------
          (State or other jurisdiction of incorporation     (I.R.S. Employer
                        or organization)                    Identification No.)


          301 South College, Charlotte, North Carolina            28288
-------------------------------------------------------------------------------
            (Address of principal executive offices)             (Zip Code)

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

Sprint Nextel Corporation, the guarantor of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). For information on Sprint Nextel Corporation please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under its Exchange Act file number, 001-04721. The Commission maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Periodic and current reports and other information required to be filed pursuant to the Exchange Act by Sprint Nextel Corporation may be accessed on this site. Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer or guarantor of the underlying securities, or the underlying securities themselves, have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.


                                    PART I

Item 1. Business.

        Not Applicable

Item 1A. Risk Factors.

        Not Applicable

Item 1B. Unresolved Staff Comments.

        Not Applicable

Item 2. Properties.

        Not Applicable

Item 3. Legal Proceedings.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

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

Item 6. Selected Financial Data.

         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Not Applicable

Item 8. Financial Statements and Supplementary Data.

        Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None

Item 9A. Controls and Procedures.

        Not Applicable

Item 9B. Other Information.

        None


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable

Item 11. Executive Compensation.

         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

         Not Applicable

Item 13. Certain Relationships and Related Transactions.

         None

Item 14. Principal Accounting Fees and Services.

         Not Applicable


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.

         (a) The following documents have been filed as part of this report.

                  1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For Sprint Capital Corporation Securities, Series 2004-2 to the certificateholders for the period from January 1, 2006 through and including December 31, 2006 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

----------------------------------------------------------------------------------------------------------------------
                            Trust Description                               Distribution Date          Filed on
----------------------------------------------------------------------------------------------------------------------
STRATS(SM) Trust For Sprint Capital Corporation Securities, Series              05-15-2006            05-19-2006
2004-2                                                                          11-15-2006            11-20-2006
----------------------------------------------------------------------------------------------------------------------

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

                           99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                           99.2 - Report of Aston Bell, CPA.

                           99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                           99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006, as further described in Item 15(a)(1) above, is incorporated herein by reference.

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

                                   Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                    By:   /s/ Jimmy Whang
                                          -------------------------------------
                                    Name:     Jimmy Whang
                                    Title:    Director


Dated:  March 30, 2007

                                 EXHIBIT INDEX

-------------------------------------------------------------------------------
 Reference Number                                                Exhibit Number
 per Item 601 of              Description of Exhibits               in this
  Regulation SK                                                    Form 10-K
-------------------------------------------------------------------------------
                    Certification by Director of the Registrant
                    pursuant to 15 U.S.C. Section 7241, as adopted
     (31.1)         pursuant to Section 302 of the Sarbanes-Oxley Act  31.1
                    of 2002.
-------------------------------------------------------------------------------
                    Annual Compliance Report by Trustee pursuant to
     (99.1)         15 U.S.C. Section 7241, as adopted pursuant to     99.1
                    Section 302 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------
     (99.2)         Report of Aston Bell, CPA                          99.2
-------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission on     99.3
     (99.3)         May 19, 2006, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
-------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on November
     (99.4)         20, 2006, as further described in Item 15(a)(1)    99.4
                    above, is incorporated herein by reference.
-------------------------------------------------------------------------------