Form 10-K
period 2007-12-31
STRATS TRUST FOR SPRINT CAP CORP SEC SER 2004 2
filed 2008-03-28
CIK 1278186

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

         For the fiscal year ended December 31, 2007

                                      or

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

STRATS(SM) Certificates,                  New York Stock Exchange ("NYSE")
Series 2004-2, Class A-1

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [_]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [_]  No [X]

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [_]

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

Large accelerated filer  [_]  Accelerated filer  [_]  Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [_]  No [X]

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

Sprint Nextel Corporation, formerly known as Sprint Corporation, the guarantor of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). For information on Sprint Nextel Corporation please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under its Exchange Act file number, 001-04721. The Commission maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Periodic and current reports and other information required to be filed pursuant to the Exchange Act by Sprint Nextel Corporation may be accessed on this site. Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer or guarantor of the underlying securities, or the underlying securities themselves, have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.


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

                  1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For Sprint Capital Corporation Securities, Series 2004-2 to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:


----------------------------------------------------------------------------------------------------------------------
                                                                                   Distribution
Trust Description                                                                          Date              Filed on
----------------------------------------------------------------------------------------------------------------------
STRATS(SM) Trust For Sprint Capital Corporation Securities,                          05-15-2007            05-25-2007
Series 2004-2                                                                        11-15-2007            11-21-2007
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

                         99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

                         99.2 - Report of Aston Bell, CPA.

                         99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                         99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

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

                                       Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                       By: /s/ Jimmy Whang
                                           ------------------------------
                                       Name:  Jimmy Whang
                                       Title: Director





Dated:  March 28, 2008


                                 EXHIBIT INDEX

------------------- ---------------------------------------------------- ----------------
Reference
Number per                                                                       Exhibit
Item 601 of                                                               Number in this
Regulation SK       Description of Exhibits                                    Form 10-K
------------------- ---------------------------------------------------- ----------------
(31.1)              Certification by Director of the Registrant                     31.1
                    pursuant to 15 U.S.C. Section 7241, as adopted
                    pursuant to Section 302 of the Sarbanes-Oxley Act
                    of 2002.
------------------- ---------------------------------------------------- ----------------
(99.1)              Annual Compliance Report by Trustee pursuant to 15              99.1
                    U.S.C. Section 7241, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.
------------------- ---------------------------------------------------- ----------------
(99.2)              Report of Aston Bell, CPA.                                      99.2
------------------- ---------------------------------------------------- ----------------
(99.3)              Registrant's Current Report on Form 8-K filed with              99.3
                    the Securities and Exchange Commission on May 25,
                    2007, as further described in Item 15(a)(1) above,
                    is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
(99.4)              Registrant's Current Report on Form 8-K filed with              99.4
                    the Securities and Exchange Commission on November
                    21, 2007, as further described in Item 15(a)(1)
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------