Form 10-K
period 2012-12-31
STRATS TRUST FOR SPRINT CAP CORP SEC SER 2004 2
filed 2013-03-29
CIK 1278186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Numbers: 333-70808-02, 001-31985

Synthetic Fixed-Income Securities, Inc.

on behalf of:

STRATS(SM) Trust For Sprint Capital Corporation Securities, Series 2004-2
______________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	52-2316339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 South College, Charlotte, North Carolina	28288
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 214-6277

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

STRATS(SM) Certificates, Series 2004-2, Class A-1	New York Stock Exchange (“NYSE”)

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

Introductory Note

Synthetic Fixed-Income Securities, Inc. (the “Depositor”) is the Depositor in respect of the STRATS(SM) Trust For Sprint Capital Corporation Securities, Series 2004-2 (the “Trust”), a common law trust formed pursuant to the Base Trust Agreement, dated as of September 26, 2003, between the Depositor and U.S. Bank Trust National Association, as trustee (the “Trustee”), as supplemented by the STRATS(SM) Certificates Series Supplement 2004-2 (the “Series

Supplement”) dated as of January 30, 2004 in respect of the Trust. The Trust’s assets consist solely of notes issued by Sprint Capital Corporation. The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

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

1.
Trustee’s Distribution Statements documented on Form 8-K of STRATS(SM) Trust For Sprint Capital Corporation Securities, Series 2004-2 to the certificateholders for the period from January 1, 2012 through and including December 31, 2012 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

Trust Description	Distribution Date	Filed on

STRATS(SM) Trust For Sprint Capital Corporation Securities, Series 2004-2	05-15-2012 11-15-2012	05-22-2012 11-21-2012

2.	None

3.	Exhibits:

31.1 – Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1 – Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2 – Report of Aston Bell, CPA.

99.3 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.

99.4 - Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.

(b)           See Item 15(a) above.

(c)           Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synthetic Fixed-Income Securities, Inc.,
as Depositor for the Trust

By: /s/ William Threadgill
Name: William Threadgill
Title: President

Dated:  March 29, 2013

EXHIBIT INDEX

Reference Number per Item 601 of Regulation SK	Description of Exhibits	Exhibit Number in this Form 10-K
(31.1)	Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31.1
(99.1)	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	99.1
(99.2)	Report of Aston Bell, CPA.	99.2
(99.3)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.3
(99.4)	Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2012, as further described in Item 15(a)(1) above, is incorporated herein by reference.	99.4